Form 10-K
period 2024-12-31
BANK5 2024-5YR12
filed 2025-03-13
CIK 2044491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-261279-06

Central Index Key Number of the issuing entity: 0002044491

BANK5 2024-5YR12

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001005007

Banc of America Merrill Lynch Commercial Mortgage Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-7341771 38-7343870 38-7343871 (I.R.S. Employer Identification Number)

c/o Computershare Trust Company, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(646) 855-3953

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ☒                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Bay Plaza Community Center Mortgage Loan and the Ignite Portfolio Mortgage Loan, which constituted approximately 5.8% and 1.3%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Bay Plaza Community Center Mortgage Loan and the Ignite Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Bay Plaza Community Center Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Ignite Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the BANK5 2024-5YR10 transaction, Commission File Number 333-257991-13 (the “BANK5 2024-5YR10 Transaction”). These loan combinations, including the Bay Plaza Community Center Mortgage Loan and the Ignite Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the BANK5 2024-5YR10 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Rockefeller Center Mortgage Loan, which constituted approximately 6.8% of the asset pool of the issuing entity as of its cut-off date.  The Rockefeller Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Rockefeller Center Mortgage Loan and four other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the ROCK 2024-CNTR transaction (the “ROCK 2024-CNTR Transaction”). This loan combination, including the Rockefeller Center Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the ROCK 2024-CNTR Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Gateway Center North Mortgage Loan and the Sunbelt MHC Portfolio Mortgage Loan, which constituted approximately 7.4% and 5.7%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Gateway Center North Mortgage Loan and the Sunbelt MHC Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Gateway Center North Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Sunbelt MHC Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the BANK5 2024-5YR11 transaction, Commission File Number 333-259741-10 (the “BANK5 2024-5YR11 Transaction”). These loan combinations, including the Gateway Center North Mortgage Loan and the Sunbelt MHC Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the BANK5 2024-5YR11 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Mini Mall Self Storage Mortgage Loan, which constituted approximately 9.5% of the asset pool of the issuing entity as of its cut-off date.  The Mini Mall Self Storage Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Mini Mall Self Storage Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Wells Fargo Commercial Mortgage Trust 2024-5C2 transaction, Commission File Number 333-257991-14 (the “WFCM 2024-5C2 Transaction”). This loan combination, including the Mini Mall Self Storage Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2024-5C2 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Queens Center Mortgage Loan, which constituted approximately 9.7% of the asset pool of the issuing entity as of its cut-off date.  The Queens Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Queens Center Mortgage Loan and twenty-one other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Queens Center Mortgage Loan, was serviced under the pooling and servicing Agreement for the BANK5 2024-5YR11 transaction prior to the closing of the securitization of a pari passu portion of the Queens Center loan combination in the BBCMS Mortgage Trust 2024-5C31 transaction, Commission File Number 333-276033-06 (the “BBCMS 2024-5C31 Transaction”).  After the closing of the BBCMS 2024-5C31 Transaction on December 19, 2024, this loan combination, including the Queens Center Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BBCMS 2024-5C31 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Mini Mall Self Storage Mortgage Loan, the Gateway Center North Mortgage Loan, the Rockefeller Center Mortgage Loan, the Bay Plaza Community Center Mortgage Loan, the Sunbelt MHC Portfolio Mortgage Loan and the Ignite Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

KeyBank National Association is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the Rockefeller Center Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Queens Center Mortgage Loan, the Mini Mall Self Storage Mortgage Loan, the Gateway Center North Mortgage Loan, the Rockefeller Center Mortgage Loan, the Bay Plaza Community Center Mortgage Loan, the Sunbelt MHC Portfolio Mortgage Loan and the Ignite Portfolio Mortgage Loan.  As a result, Computershare Trust Company, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Computershare Trust Company, National Association in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Queens Center Mortgage Loan, the Bay Plaza Community Center Mortgage Loan and the Artisan Circle Mortgage Loan and the special servicer of the Gateway Center North Mortgage Loan and the Sunbelt MHC Portfolio Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the Mini Mall Self Storage Mortgage Loan, the Ignite Portfolio Mortgage Loan and the Bay Plaza Community Center Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

BellOak, LLC is the operating advisor of the Bay Plaza Community Center Mortgage Loan and the Ignite Portfolio Mortgage Loan.  As a result, BellOak, LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by BellOak, LLC in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association acts as trustee of the Bay Plaza Community Center Mortgage Loan, the Ignite Portfolio Mortgage Loan, the Rockefeller Center Mortgage Loan, the Gateway Center North Mortgage Loan, the Sunbelt MHC Portfolio Mortgage Loan, the Mini Mall Self Storage Mortgage Loan and the Queens Center Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the BANK5 2024-5YR10 Transaction, the trust and servicing agreement for the ROCK 2024-CNTR Transaction, the pooling and servicing agreement for the BANK5 2024-5YR11 Transaction, the pooling and servicing agreement for the WFCM 2024-5C2 Transaction and the pooling and servicing agreement for the BBCMS 2024-5C31 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Bay Plaza Community Center Mortgage Loan, the Ignite Portfolio Mortgage Loan, the Rockefeller Center Mortgage Loan, the Gateway Center North Mortgage Loan, the Sunbelt MHC Portfolio Mortgage Loan, the Mini Mall Self Storage Mortgage Loan and the Queens Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Bay Plaza Community Center Mortgage Loan, the Ignite Portfolio Mortgage Loan, the Rockefeller Center Mortgage Loan, the Gateway Center North Mortgage Loan, the Sunbelt MHC Portfolio Mortgage Loan and the Mini Mall Self Storage Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Bay Plaza Community Center Mortgage Loan, the Ignite Portfolio Mortgage Loan, the Rockefeller Center Mortgage Loan, the Gateway Center North Mortgage Loan, the Sunbelt MHC Portfolio Mortgage Loan, the Mini Mall Self Storage Mortgage Loan and the Queens Center Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combination that includes the Queens Center Mortgage Loan, the servicer compliance statement of LNR Partners, LLC as special servicer of the Queens Center Mortgage Loan listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on November 25, 2024 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Bay Plaza Community Center Mortgage Loan and the Ignite Portfolio Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the BANK5 2024-5YR10 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BANK5 2024-5YR10 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK5 2024-5YR10 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Rockefeller Center Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the ROCK 2024-CNTR Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule I to the trust and servicing agreement for the ROCK 2024-CNTR Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the ROCK 2024-CNTR Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Gateway Center North Mortgage Loan and the Sunbelt MHC Portfolio Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the BANK5 2024-5YR11 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the BANK5 2024-5YR11 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK5 2024-5YR11 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Mini Mall Self Storage Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2024-5C2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the WFCM 2024-5C2 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCM 2024-5C2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Queens Center Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2024-5C31 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BBCMS 2024-5C31 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BBCMS 2024-5C31 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, and Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1          Pooling and Servicing Agreement, dated as of December 1, 2024, between Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, KeyBank National Association, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 25, 2024 under Commission File No. 333-261279-06 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of October 1, 2024, among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Computershare Trust Company, N.A., as Certificate Administrator and as Trustee, and BellOak, LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on November 25, 2024 under Commission File No. 333-261279-06 and incorporated by reference herein).

4.3           Trust and Servicing Agreement, dated as of October 30, 2024, among Banc of America Merrill Lynch Large Loan, Inc., as Depositor, Wells Fargo Bank, National Association, as Servicer, KeyBank National Association, as Special Servicer and Computershare Trust Company, National Association, as Certificate Administrator, as Paying Agent, as Custodian and as Trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on November 25, 2024 under Commission File No. 333-261279-06 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of November 1, 2024, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K/A filed on January 2, 2025 under Commission File No. 333-261279-06 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of November 1, 2024, among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Computershare Trust Company, N.A., as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on November 25, 2024 under Commission File No. 333-261279-06 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of December 1, 2024, among Barclays Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 20, 2024 under Commission File No. 333-261279-06 and incorporated by reference herein).

4.7           Co-Lender Agreement, dated as of October 28, 2024, between German American Capital Corporation, as Note A-1-1 Holder, Note A-1-2 Holder, Note A-1-3 Holder, Note A-1-4 Holder, Note A-1-5 Holder and Note A-1-6 Holder, Goldman Sachs Bank USA, as Note A-2-1 Holder, Note A-2-2 Holder, Note A-2-3 Holder, Note A-2-4 Holder, Note A-2-5 Holder and Note A-2-6 Holder, JPMorgan Chase Bank, National Association, as Note A-3-1 Holder, Note A-3-2 Holder, Note A-3-3 Holder, Note A-3-4 Holder and Note A-3-5 Holder, Bank Of Montreal, as Note A-4-1 Holder, Note A-4-2 Holder, Note A-4-3 Holder, Note A-4-4 Holder, Note A-4-5 Holder and Note A-4-6 Holder, and Morgan Stanley Bank, N.A., Note A-5-1 Holder, Note A-5-2 Holder, Note A-5-3 Holder and Note A-5-4 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on November 25, 2024 under Commission File No. 333-261279-06 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of October 31, 2024, by and among Wells Fargo Bank, National Association, as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on November 25, 2024 under Commission File No. 333-261279-06 and incorporated by reference herein).

4.9           Agreement Among Note Holders, dated as of October 29, 2024, by and among Bank of America, N.A., as Initial Note A-1 Holder, Bank of America, N.A., as Initial Note A-2 Holder, Bank of America, N.A., as Initial Note A-3 Holder, Bank of America, N.A., as Initial Note A-4 Holder, Bank of America, N.A., as Initial Note A-5 Holder, Bank of America, N.A., as Initial Note A-6 Holder, and Bank of America, N.A., as Initial Note A- Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on November 25, 2024 under Commission File No. 333-261279-06 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of October 18, 2024, among Bank of America, National Association, as an Initial Note A Holder, Wells Fargo Bank, National Association, as an Initial Note A Holder, Bank of America, National Association, as Initial Note B-1 Holder, and Wells Fargo Bank, National Association, as Initial Note B-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on November 25, 2024 under Commission File No. 333-261279-06 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of September 19, 2024 by and among JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-4 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-5 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on November 25, 2024 under Commission File No. 333-261279-06 and incorporated by reference herein).

4.12         Agreement Between Note Holders, dated as of September 19, 2024, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder and Initial Note A-4 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Agent (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on November 25, 2024 under Commission File No. 333-261279-06 and incorporated by reference herein).

4.13         Agreement Between Note Holders, dated as of August 2, 2024, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder and Initial Note A-2 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Agent (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on November 25, 2024 under Commission File No. 333-261279-06 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         KeyBank National Association, as Special Servicer

33.3         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

33.4         Computershare Trust Company, National Association, as Custodian

33.5         Park Bridge Lender Services LLC, as Operating Advisor

33.6         CoreLogic Solutions, LLC, as Servicing Function Participant

33.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Artisan Circle Mortgage Loan

33.8         Wells Fargo Bank, National Association, as Primary Servicer of the Bay Plaza Community Center Mortgage Loan (see Exhibit 33.1)

33.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bay Plaza Community Center Mortgage Loan (see Exhibit 33.7)

33.10       Rialto Capital Advisors, LLC, as Special Servicer of the Bay Plaza Community Center Mortgage Loan

33.11       Computershare Trust Company, National Association, as Trustee of the Bay Plaza Community Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Computershare Trust Company, National Association, as Custodian of the Bay Plaza Community Center Mortgage Loan (see Exhibit 33.4)

33.13       BellOak, LLC, as Operating Advisor of the Bay Plaza Community Center Mortgage Loan

33.14       CoreLogic Solutions, LLC, as Servicing Function Participant of the Bay Plaza Community Center Mortgage Loan (see Exhibit 33.6)

33.15       Wells Fargo Bank, National Association, as Primary Servicer of the Ignite Portfolio Mortgage Loan (see Exhibit 33.1)

33.16       Rialto Capital Advisors, LLC, as Special Servicer of the Ignite Portfolio Mortgage Loan (see Exhibit 33.10)

33.17       Computershare Trust Company, National Association, as Trustee of the Ignite Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Computershare Trust Company, National Association, as Custodian of the Ignite Portfolio Mortgage Loan (see Exhibit 33.4)

33.19       BellOak, LLC, as Operating Advisor of the Ignite Portfolio Mortgage Loan (see Exhibit 33.13)

33.20       CoreLogic Solutions, LLC, as Servicing Function Participant of the Ignite Portfolio Mortgage Loan (see Exhibit 33.6)

33.21       Wells Fargo Bank, National Association, as Primary Servicer of the Rockefeller Center Mortgage Loan (see Exhibit 33.1)

33.22       KeyBank National Association, as Special Servicer of the Rockefeller Center Mortgage Loan (see Exhibit 33.2)

33.23       Computershare Trust Company, National Association, as Trustee of the Rockefeller Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Computershare Trust Company, National Association, as Custodian of the Rockefeller Center Mortgage Loan (see Exhibit 33.4)

33.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the Rockefeller Center Mortgage Loan (see Exhibit 33.6)

33.26       Wells Fargo Bank, National Association, as Primary Servicer of the Gateway Center North Mortgage Loan (see Exhibit 33.1)

33.27       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Center North Mortgage Loan (see Exhibit 33.7)

33.28       Computershare Trust Company, National Association, as Trustee of the Gateway Center North Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Computershare Trust Company, National Association, as Custodian of the Gateway Center North Mortgage Loan (see Exhibit 33.4)

33.30       Pentalpha Surveillance LLC, as Operating Advisor of the Gateway Center North Mortgage Loan

33.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the Gateway Center North Mortgage Loan (see Exhibit 33.6)

33.32       Wells Fargo Bank, National Association, as Primary Servicer of the Sunbelt MHC Portfolio Mortgage Loan (see Exhibit 33.1)

33.33       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Sunbelt MHC Portfolio Mortgage Loan (see Exhibit 33.7)

33.34       Computershare Trust Company, National Association, as Trustee of the Sunbelt MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Computershare Trust Company, National Association, as Custodian of the Sunbelt MHC Portfolio Mortgage Loan (see Exhibit 33.4)

33.36       Pentalpha Surveillance LLC, as Operating Advisor of the Sunbelt MHC Portfolio Mortgage Loan (see Exhibit 33.30)

33.37       CoreLogic Solutions, LLC, as Servicing Function Participant of the Sunbelt MHC Portfolio Mortgage Loan (see Exhibit 33.6)

33.38       Wells Fargo Bank, National Association, as Primary Servicer of the Mini Mall Self Storage Mortgage Loan (see Exhibit 33.1)

33.39       Rialto Capital Advisors, LLC, as Special Servicer of the Mini Mall Self Storage Mortgage Loan (see Exhibit 33.10)

33.40       Computershare Trust Company, National Association, as Trustee of the Mini Mall Self Storage Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Computershare Trust Company, National Association, as Custodian of the Mini Mall Self Storage Mortgage Loan (see Exhibit 33.4)

33.42       Pentalpha Surveillance LLC, as Operating Advisor of the Mini Mall Self Storage Mortgage Loan (see Exhibit 33.30)

33.43       CoreLogic Solutions, LLC, as Servicing Function Participant of the Mini Mall Self Storage Mortgage Loan (see Exhibit 33.6)

33.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Queens Center Mortgage Loan (see Exhibit 33.7)

33.45       LNR Partners, LLC, as Special Servicer of the Queens Center Mortgage Loan

33.46       Computershare Trust Company, National Association, as Trustee of the Queens Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Computershare Trust Company, National Association, as Custodian of the Queens Center Mortgage Loan (see Exhibit 33.4)

33.48       Pentalpha Surveillance LLC, as Operating Advisor of the Queens Center Mortgage Loan (see Exhibit 33.30)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         KeyBank National Association, as Special Servicer

34.3         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

34.4         Computershare Trust Company, National Association, as Custodian

34.5         Park Bridge Lender Services LLC, as Operating Advisor

34.6         CoreLogic Solutions, LLC, as Servicing Function Participant

34.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Artisan Circle Mortgage Loan

34.8         Wells Fargo Bank, National Association, as Primary Servicer of the Bay Plaza Community Center Mortgage Loan (see Exhibit 34.1)

34.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bay Plaza Community Center Mortgage Loan (see Exhibit 34.7)

34.10       Rialto Capital Advisors, LLC, as Special Servicer of the Bay Plaza Community Center Mortgage Loan

34.11       Computershare Trust Company, National Association, as Trustee of the Bay Plaza Community Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Computershare Trust Company, National Association, as Custodian of the Bay Plaza Community Center Mortgage Loan (see Exhibit 34.4)

34.13       BellOak, LLC, as Operating Advisor of the Bay Plaza Community Center Mortgage Loan

34.14       CoreLogic Solutions, LLC, as Servicing Function Participant of the Bay Plaza Community Center Mortgage Loan (see Exhibit 34.6)

34.15       Wells Fargo Bank, National Association, as Primary Servicer of the Ignite Portfolio Mortgage Loan (see Exhibit 34.1)

34.16       Rialto Capital Advisors, LLC, as Special Servicer of the Ignite Portfolio Mortgage Loan (see Exhibit 34.10)

34.17       Computershare Trust Company, National Association, as Trustee of the Ignite Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Computershare Trust Company, National Association, as Custodian of the Ignite Portfolio Mortgage Loan (see Exhibit 34.4)

34.19       BellOak, LLC, as Operating Advisor of the Ignite Portfolio Mortgage Loan (see Exhibit 34.13)

34.20       CoreLogic Solutions, LLC, as Servicing Function Participant of the Ignite Portfolio Mortgage Loan (see Exhibit 34.6)

34.21       Wells Fargo Bank, National Association, as Primary Servicer of the Rockefeller Center Mortgage Loan (see Exhibit 34.1)

34.22       KeyBank National Association, as Special Servicer of the Rockefeller Center Mortgage Loan (see Exhibit 34.2)

34.23       Computershare Trust Company, National Association, as Trustee of the Rockefeller Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Computershare Trust Company, National Association, as Custodian of the Rockefeller Center Mortgage Loan (see Exhibit 34.4)

34.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the Rockefeller Center Mortgage Loan (see Exhibit 34.6)

34.26       Wells Fargo Bank, National Association, as Primary Servicer of the Gateway Center North Mortgage Loan (see Exhibit 34.1)

34.27       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Center North Mortgage Loan (see Exhibit 34.7)

34.28       Computershare Trust Company, National Association, as Trustee of the Gateway Center North Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Computershare Trust Company, National Association, as Custodian of the Gateway Center North Mortgage Loan (see Exhibit 34.4)

34.30       Pentalpha Surveillance LLC, as Operating Advisor of the Gateway Center North Mortgage Loan

34.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the Gateway Center North Mortgage Loan (see Exhibit 34.6)

34.32       Wells Fargo Bank, National Association, as Primary Servicer of the Sunbelt MHC Portfolio Mortgage Loan (see Exhibit 34.1)

34.33       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Sunbelt MHC Portfolio Mortgage Loan (see Exhibit 34.7)

34.34       Computershare Trust Company, National Association, as Trustee of the Sunbelt MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Computershare Trust Company, National Association, as Custodian of the Sunbelt MHC Portfolio Mortgage Loan (see Exhibit 34.4)

34.36       Pentalpha Surveillance LLC, as Operating Advisor of the Sunbelt MHC Portfolio Mortgage Loan (see Exhibit 34.30)

34.37       CoreLogic Solutions, LLC, as Servicing Function Participant of the Sunbelt MHC Portfolio Mortgage Loan (see Exhibit 34.6)

34.38       Wells Fargo Bank, National Association, as Primary Servicer of the Mini Mall Self Storage Mortgage Loan (see Exhibit 34.1)

34.39       Rialto Capital Advisors, LLC, as Special Servicer of the Mini Mall Self Storage Mortgage Loan (see Exhibit 34.10)

34.40       Computershare Trust Company, National Association, as Trustee of the Mini Mall Self Storage Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Computershare Trust Company, National Association, as Custodian of the Mini Mall Self Storage Mortgage Loan (see Exhibit 34.4)

34.42       Pentalpha Surveillance LLC, as Operating Advisor of the Mini Mall Self Storage Mortgage Loan (see Exhibit 34.30)

34.43       CoreLogic Solutions, LLC, as Servicing Function Participant of the Mini Mall Self Storage Mortgage Loan (see Exhibit 34.6)

34.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Queens Center Mortgage Loan (see Exhibit 34.7)

34.45       LNR Partners, LLC, as Special Servicer of the Queens Center Mortgage Loan

34.46       Computershare Trust Company, National Association, as Trustee of the Queens Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Computershare Trust Company, National Association, as Custodian of the Queens Center Mortgage Loan (see Exhibit 34.4)

34.48       Pentalpha Surveillance LLC, as Operating Advisor of the Queens Center Mortgage Loan (see Exhibit 34.30)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         KeyBank National Association, as Special Servicer

35.3         Computershare Trust Company, National Association, as Certificate Administrator

35.4         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Artisan Circle Mortgage Loan

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the Bay Plaza Community Center Mortgage Loan (see Exhibit 35.1)

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bay Plaza Community Center Mortgage Loan (see Exhibit 35.4)

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the Bay Plaza Community Center Mortgage Loan

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Ignite Portfolio Mortgage Loan (see Exhibit 35.1)

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the Ignite Portfolio Mortgage Loan (see Exhibit 35.7)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Rockefeller Center Mortgage Loan (see Exhibit 35.1)

35.11       KeyBank National Association, as Special Servicer of the Rockefeller Center Mortgage Loan (see Exhibit 35.2)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Gateway Center North Mortgage Loan (see Exhibit 35.1)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Center North Mortgage Loan (see Exhibit 35.4)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the Sunbelt MHC Portfolio Mortgage Loan (see Exhibit 35.1)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Sunbelt MHC Portfolio Mortgage Loan (see Exhibit 35.4)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the Mini Mall Self Storage Mortgage Loan (see Exhibit 35.1)

35.17       Rialto Capital Advisors, LLC, as Special Servicer of the Mini Mall Self Storage Mortgage Loan (see Exhibit 35.7)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Queens Center Mortgage Loan (see Exhibit 35.4)

35.19       LNR Partners, LLC, as Special Servicer of the Queens Center Mortgage Loan (Omitted. See Explanatory Notes.)

99.1         Mortgage Loan Purchase Agreement, dated as of November 21, 2024, between Bank of America, National Association and Banc of America Merrill Lynch Commercial Mortgage Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on November 25, 2024 under Commission File No. 333-261279-06 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of November 21, 2024, between Morgan Stanley Mortgage Capital Holdings LLC and Banc of America Merrill Lynch Commercial Mortgage Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on November 25, 2024 under Commission File No. 333-261279-06 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated as of November 21, 2024, between JPMorgan Chase Bank, National Association and Banc of America Merrill Lynch Commercial Mortgage Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on November 25, 2024 under Commission File No. 333-261279-06 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated as of November 21, 2024, between Wells Fargo Bank, National Association and Banc of America Merrill Lynch Commercial Mortgage Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on November 25, 2024 under Commission File No. 333-261279-06 and incorporated by reference herein).

99.5         Primary Servicing Agreement, dated as of December 1, 2024, by and between Wells Fargo Bank, National Association and Midland Loan Services, a Division of PNC Bank, National Association (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on November 25, 2024 under Commission File No. 333-261279-06 and incorporated by reference herein).

99.6         Primary Servicing Agreement, dated as of October 1, 2024, by and between Wells Fargo Bank, National Association and Midland Loan Services, a Division of PNC Bank, National Association (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on November 25, 2024 under Commission File No. 333-261279-06 and incorporated by reference herein).

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banc of America Merrill Lynch Commercial Mortgage Inc.
(Depositor)

/s/ Leland F. Bunch, III

Leland F. Bunch, III, President and Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 12, 2025